Form 10QSB/A
period 2000-06-30
CYBER SOCCER INC
filed 2000-08-22
CIK 1016060

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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