Form 10QSB
period 2001-06-30
CYBER SOCCER INC
filed 2001-08-07
CIK 1016060

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


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


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended
June 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to June 30, 2001...5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to June 30, 2001.................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Soccer Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                               as of June 30, 2001


                                                                   (Unaudited)
                                                                   June 30, 2001
                                                                    ----------
ASSETS

CURRENT ASSETS:

     Cash                                                                     0
                                                                     ----------
     TOTAL CURRENT ASSETS                                                     0

TOTAL ASSETS                                                        $         0
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdrafts                                                $       190
     Accounts payable                                                       963
     Accounts payable - Related Party                                     1,650
                                                                     ----------
     TOTAL CURRENT LIABILITIES                                            2,803

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value; authorized 5,000,000 shares;
          no shares issued and outstanding on June 30, 2001                   -
     Common stock, $.001 par value; authorized 20,000,000 shares;
          2,042,000 shares issued and outstanding on June 30 2001         2,042
     Additional paid-in capital                                             324
     Accumulated deficit during development stage                        (5,169)
                                                                     ----------
     TOTAL STOCKHOLDERS' DEFICIT                                         (2,803)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $         0
                                                                     ===========







    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
           For the Three and Six Months Ended June 30 , 2001 and 2000
                                       and
             From June 3, 1996 (Date of Inception) to June 30, 2001



                                                                                                      Inception to
                                               Three months ended             Six months ended          June 30,
                                                    June 30,                      June 30,                2001
                                                                                                     ---------------
                                               2001           2000           2001          2000
                                           ------------   ------------   ------------  ------------  ---------------
Revenue:
     None                                  $          -   $          -   $          -  $          -  $             -
                                           ------------   ------------   ------------  ------------  ---------------

Expenses:
     General and administrative costs               207          1,124            251         1,124            5,169
                                           ------------   ------------   ------------  ------------  ---------------

Operating Profit (Loss)                            (207)        (1,124)          (251)       (1,124)          (5,169)
                                           ------------   ------------   ------------  ------------  ---------------

Provision for income taxes                            -              -              -             -                -

                  Net loss                 $       (207)  $     (1,124)  $       (251$       (1,124) $        (5,169)

                                           ============   ============  =============  ============  ===============

Net loss per common share - basic          $          -   $          -   $          -  $          -
                                           ============   ============  =============  ============
Weighted average number of shares
outstanding - basic                           2,042,000      1,042,822      2,042,000     1,042,822
                                           ============   ============  =============  ============














    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                       and
             From June 3, 1996 (Date of Inception) to June 30, 2001

                                                                                                            nception to
                                                                                 Six months ended            June 30,
                                                                                     June 30,              I   2001
                                                                          ------------------------------   -------------
                                                                              2001
                                                                              2001             2000
                                                                          -------------   --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                          $         (251) $        (1,124) $       (5,169)
                                                                          -------------   --------------   -------------
     Adjustments to reconcile net (loss) to net cash used by operating activities:
         Services and expenses paid with common stock                                 -                -           1,006
         Increase in accounts payable                                                 -                -             963
                                                                          -------------   --------------   -------------
     Net cash provided (used) by operating activities                              (251)          (1,124)         (3,200)
                                                                          -------------   --------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans by related parties                                                         -              850           1,650
     Capital contributions by incorporators                                           -                -           1,000
     Stock subscriptions collected                                                    -              360             360
                                                                          -------------   --------------   -------------
     Net cash provided by financing activities                                        -            1,210           3,010


Net increase in cash                                                               (251)              86            (190)
                                                                          -------------   --------------   -------------

Cash, beginning                                                                      61                -               -
                                                                          -------------   --------------   -------------

Cash, (bank overdrafts) ending                                           $         (190) $            86  $         (190)
                                                                          ============    ============     =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses                  $            -  $             -  $        1,006

                                                                          ============   ============      =============







    The accompanying notes are an integral part of these financial statements

                                CYBER SOCCER, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of August, 2001.




CYBER SOCCER, INC.



/s/ Richard Surber                                    August 6, 2001
----------------------------
Richard Surber
President and Director

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