Form 10KSB
period 2001-12-31
CYBER SOCCER INC
filed 2002-03-19
CIK 1016060

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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


                                 (801) 575-8073
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of each Exchange on Which Registered
       -------------------             -----------------------------------------
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

The issuer's total consolidated revenues for the year ended December 31, 2001 were $ 0.

At December 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................5

Item 3.           Legal Proceedings............................................5

Item 4.           Submission of Matters to a Vote of Security-Holders..........5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....6

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..........................9

                                    PART III

Item 9.           Directors and Executive Officers.............................9

Item 10.          Executive Compensation......................................10

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................11

Item 12.          Certain Relationships and Related Transactions..............12

Item 13.          Exhibits and Reports on Form 8-K............................12

                  Signatures..................................................13

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

Cyber Soccer, Inc. (the "Company") was formed as a Nevada corporation on June 3, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's former parent, Axia Group, Inc., a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc., was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations. The Company is currently seeking a business or businesses to acquire.

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

Acquisition of a Business

The implementation of a structure that will effect any given business transaction may cause the Company to become party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. In other words, the Company does not intend to merely buy noncontrolling interests in other businesses. Rather, its current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that the Company's present management will no longer control Company affairs.

Further, a majority or all of the Company's present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Richard Surber, sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from Richard Surber and/or another major shareholder, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from Richard Surber or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to Richard Surber or another major shareholder. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

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


ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The building is owned by Salt Lake Development Corporation, a majority owned subsidiary of Axia Group, Inc., the former parent of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.


ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company intends to have Form 15c-(2)(11) filed on its behalf once a suitable business acquisition or merger has been completed in an effort to obtain a listing on the NASD over the counter bulletin board and create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive acquisition or merger candidate. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the calendar year 2001, all prior sales of unregistered securities were previously reported in our initial registration statement FORM 10-SB/A, filed on August 18, 2000.

Record Holders

As of December 31, 2001, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2002, but there can be no assurance that this expectation will be fully realized.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no major assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2002. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2002. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that its operating requirements will not exceed $10,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Axia Group, Inc. will lend the Company sufficient funds to cover these costs over the next twelve months. Richard Surber will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-8.

                                Cyber Soccer, Inc
                          (A Development Stage Company)
                          Audited Financial Statements
                           December 31, 2001 and 2000

INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Audited Balance Sheet as of December 31, 2001 ...............................F-3

Audited Statement of Operations for the years ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-4

Audited Statement of Cash Flows for the year ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-5

Audited Statement of Stockholder's Equity for the year ended December
31, 2001.....................................................................F-6

Notes to Condensed Financial Statements......................................F-7

[ANDERSEN ANDERSEN & STRONG, L.L.C.
941 EAST 3300 SOUTH, SUITE 202
SALT LAKE CITY, UTAH 84106
PHONE: 801-486-0096
FAX: 801-486-0098]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Audit Committee or the
Board of Directors of
Cybersoccer, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cyber Soccer, Inc. (a development stage company), at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the period from June 3, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Soccer, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from June 3, 1996 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses from operations from its inception and has very limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 11, 2002
Salt Lake City, Utah

/s/ Anderson Anderson & Strong
------------------------------
                                       F-2

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2001


                                     Assets

Current Assets:
   Cash in bank                                            $           -
                                                           -------------

     Total current assets                                  $           -
                                                           =============



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $       1,077
   Accounts payable - related parties                              5,305
                                                           -------------

     Total Current Liabilities                                     6,382
                                                           -------------

Stockholders' equity (deficit):
   Preferred stock, $.001 par value;                                   -
     Authorized, 5,000,000 shares;
     No shares issued
   Common stock, $.001 par value;                                  2,042
     Authorized, 20,000,000 shares;
     Shares issued and outstanding:
     2,042,000
   Additional paid-in capital                                        324
   Deficit accumulated during                                    (8,748)
       development stage
                                                           -------------
                                                                 (6,382)
                                                           -------------

                                                           $           0
                                                           =============







              The accompanying notes are an integral part of these
                              financial statements

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2001 and 2000 and
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001



                                                                            Inception
                                                                             Through
                                                                             Dec. 31
                                              2001           2000             2001
                                          ------------    -----------     ------------

Revenues:
     None                                 $          -    $         -     $          -
                                          ------------    -----------     ------------
                                                     -    $         -     $          -
                                          ------------    -----------     ------------
Expenses:
     General and administrative costs            3,830          2,912            8,748
                                          ------------    -----------     ------------
                                                 3,830          2,912            8,748
                                          ------------    -----------     ------------


Net Loss                                  $    (3,830)        (2,912)          (8,748)
                                          ============    ===========     ============

Net Loss Per Common Share - basic         $          -              -                -
                                          ============    ===========     ============

Weighted average number of shares            2,042,000      2,042,000                -
outstanding - basic
                                          ============    ===========     ============




















    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2001 and 2000 and
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001


                                                                                       Inception
                                                                                        Through
                                                                                        Dec. 31,
                                                             2001          2000          2001
                                                          ----------    -----------   -----------

Cash flows from operating activities:

     Net loss                                             $  (3,830)    $   (2,912)   $   (8,748)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Increase in accounts payable                            3,769          2,613         6,382
       Services and expenses paid with common stock                -              -         1,006
                                                          ----------    -----------   -----------

       Total adjustments                                       3,769          2,613         7,388
                                                          ----------    -----------   -----------

   Net cash (used) by operating activities                      (61)          (299)       (1,360)
                                                          ----------    -----------   -----------


Cash flows from financing activities:

Capital contributions by incorporators                             -              -         1,000
Stock subscriptions collected                                      -            360           360
                                                          ----------    -----------   -----------

   Net cash provided by financing activities                       -            360         1,360
                                                          ----------    -----------   -----------

Net increase in cash                                            (61)             61             -

Cash, beginning                                                   61              -             -
                                                          ----------    -----------   -----------

Cash, end                                                 $        0             61             0
                                                          ==========    ===========   ===========
Supplemental Schedule of non-cash investing and
 f financioninancing activities:
financing activities:

Issuance of common stock for services and expenses        $        -    $         -   $     1,006
                                                          ==========    ===========   ===========



    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
        Period From June 3, 1996 (Date of Inception) to December 31, 2001



                                                                                       Additional
                                                          Common Stock   Common Stock   Paid-in    Accumulated
                                                            Shares         Amount       Capital      Deficit       Total
                                                         ------------   -----------    ---------  ------------  ----------

Issuance of common stock to incorporators
   for cash - May 21, 1996 at $0.001                        1,000,000   $     1,000    $       -  $          -  $    1,000
Net loss for the period from February 15, 1996                      -             -            -       (1,000)     (1,000)
   (date of inception) to December 31, 1997
                                                         ------------   -----------    ---------  ------------  ----------
Balance December 31, 1997                                   1,000,000         1,000            0       (1,000)           0
                                                         ------------   -----------    ---------  ------------  ----------
Results of operations year ended December 31, 1998                  -             -            -             -           0
                                                         ------------   -----------    ---------  ------------  ----------
Balance December 31, 1998                                   1,000,000         1,000            0       (1,000)           0
                                                         ------------   -----------    ---------  ------------  ----------
Issuance of shares for services - Dec.15, 1999 at $0.001:   1,006,000         1,006            -             -       1,006
Shares subscribed - Dec. 17, 1999 at $0.01                     36,000            36          324             -         360
   (cash received February 3, 2000)                                 -             -            -             -       (360)
Results of operations year ended December 31, 1999                  -             -            -       (1,006)     (1,006)
                                                         ------------   -----------    ---------  ------------  ----------
Balance at December 31, 1999                                2,042,000         2,042          324       (2,006)           0
Subscriptions collected                                             -             -            -             -         360
Results of operations year ended December 31, 2000                  -             -            -       (2,912)     (2,912)
                                                         ------------   -----------    ---------  ------------  ----------
Balance at December 31, 2000                                2,042,000   $     2,042    $     324  $    (4,918)  $  (2,552)
                                                         ------------   -----------    ---------  ------------  ----------
Results of operations year ended December 31, 2001                  -             -            -       (3,830)     (3,830)
                                                         ------------   -----------    ---------  ------------  ----------
Balance at December 31, 2001                                2,042,000   $     2,042    $     324  $    (8,748)  $  (6,382)
                                                         ============   ===========    =========  ============  ==========



    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       Organization

The Company was incorporated under the laws of the State of Nevada on June 3, 1996 with the name of "Cyber Soccer, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value.

The Company is in the development stage and has not commenced any significant operations.

2.       Summary of Significant Accounting Policies


Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 2001, the Company had a net operating loss carryforward of $8,748. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB No. 128.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

2.          Summary of Significant Accounting Policies, continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.          Related Party Transactions

The statement of changes in stockholders equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At December 31, 2001, the Company owed $5,305 to these related parties.

4.          Going    Concern

Continuation of the Company as a going concern is dependent upon obtaining working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its independent accountants.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following individual constitutes the Company's sole Executive Officer and Director as of March 18, 2001.

   Name                    Age      Position
   Richard D. Surber       28       President, Secretary, Treasurer and Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Richard D. Surber, 28, is the Company's sole director and its president, and has served as such since December 15, 1999. He will serve as director until the next annual meeting of the Company's shareholders.

Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has gained extensive experience serving as an officer and/or director of many public and private companies.

Mr. Surber serves as an officer and/or director of the following public companies: Axia Group, Inc., the Company's major shareholder during 2001 and a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Cybercosmetics, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyberexcellence, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to January 8, 2002); Cyber Wrestling, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyber Tennis, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyberwholesale, Inc., a shell company whose plan is to acquire an unidentified company (president and director from, December 15, 1999 to the present); Kelly's Coffee, Group, Inc., (president and director from May 1999 to the present); Golden Opportunity Development Corporation, a majority owned subsidiary of Axia Group, Inc., which owned a hotel property in Baton Rouge, Louisiana, until January 4, 2002 (president and director from September 1999 to December 19, 2001); Aswan Investments, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April 16, 2001); Alexandria Holdings, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April 16, 2001); Cairo Acquisitions, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April
16, 2001).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to Richard Surber during the fiscal years ended December 31, 2000 or 2001. The Company, as of the filing date, has issued Richard Surber a total of 1,000,000 Shares for his services to the Company valued at $1,000. The Company in 1996 also issued Axia Group, Inc., 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating Richard Surber or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the company during the years 1999 to 2001. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation                              Long Term Compensation
                                                                                    Awards                        Payouts
                                                                                          Securities
                                                                         Restricted       Underlying
                                                        Other Annual        Stock          Options           LTIP          All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)           SARs          payouts      Compensation

        Position           Year      ($)       ($)           ($)             ($)             (#)             ($)              ($)
Richard D. Surber          2001       0         -             -               -                -              -                -
Secretary, Treasurer and   2000       0         -             -               -                -              -                -
Director                   1999       0         -             -            $1,000              -              -                -
------------------------  -------  ------     -----     ------------     ----------       ----------       -------      ------------

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of December 31, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

  Title of Class        Name and Address of Beneficial    Amount and Nature of    Percent of Class
                                   Ownership              Beneficial Ownership
   Common Stock            Richard Surber, President
                           268 W. 400 S., Suite 300            2,000,0001               97.9%
                          Salt Lake City, Utah 84101
   Common Stock                Axia Group, Inc.                1,000,0002               48.9%
                           268 W. 400 S., Suite 300
                          Salt Lake City, Utah 84101
   Common Stock      All Executive Officers and Directors       2,000,000               97.9%
                                  as a Group

1 Richard D. Surber is the President and CEO of Axia Group, Inc., and Nexia Holdings, Inc., and therefore has voting power over the 1,000,000 shares held by both. Mr. Surber personally owns 1,000,000 additional shares of the Company's stock.
2 The 1,000,000 shares held in Axia Group, Inc.'s name for the duration of 2001 were transfered to Nexia Holdings, Inc., in a Stock Purchase Agreement dated February 15, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the past two years the Company has not been a party to any material transaction or series of transactions with any Director or Executive Officer of the Company, any nominee for election as a Director of the Company or any beneficial owner of 5% or more of the Company's outstanding common stock, nor is the Company involved in any such proposed transactions.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March 2002.

                                             Cyber Soccer, Inc.

                                                /s/ Richard Surber
                                             --------------------------------
                                             Name: Richard Surber
                                             Title: President/CEO and Director



















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhib.            Page
No.               No.      Description

3(i)              *        Articles of Incorporation of Cyber Soccer, Inc., a
                           Nevada corporation, filed with the State of Nevada on June 3, 1996.

3(ii)             *        By-laws of the Company adopted on December 31, 1999.



* Incorporated by reference from Form 10-SB filed February 22, 2000.














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]