Form 10QSB
period 2002-03-31
CYBER SOCCER INC
filed 2002-05-09
CIK 1016060

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     (Mark One)
               [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                                    Yes XX No
                                        --   ---

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 2, 2002 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of March 31, 2002..................................4

Unaudited Statement of Operations for the three months ended
March 31, 2002and   2001   and   June   3,   1996
(Date   of   Inception)   to   March   31,2002.................................5

Unaudited Statement of Cash Flows for the three months ended
March 31, 2002 and   2001   and   June   3,   1996
(Date   of   Inception)   to   March   31, 2002...............................6

Notes to Condensed Financial Statements.......................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................8

SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Soccer Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                              as of March 31, 2002




                                                                    (Unaudited)
                                                                 March 31, 2002
                                                                 --------------

ASSETS

CURRENT ASSETS:

     Cash                                              $                      -
                                                        -----------------------
     TOTAL CURRENT ASSETS                                                     -

TOTAL ASSETS                                           $                      -

                                                        -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $                  1,071
     Accounts payable - Related Party                                     7,330
                                                        -----------------------
     TOTAL CURRENT LIABILITIES                                            8,401

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized
     5,000,000 shares; no shares issued - Common stock,
     $.001 par value; authorized 20,000,000 shares;
     2,042,000 shares issued and outstanding on March 31, 2002             2,042
     Additional paid-in capital                                              324
     Accumulated deficit during development stage                       (10,767)
                                                            --------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (8,401)
                                                         -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $                      -

                                                         -----------------------



    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
             For the Three Months Ended March 31, 2002 and 2001 and
               June 3, 1996 (Date of Inception) to March 31, 2002


                                                                March 31,        March 31,        Inception to
                                                                  2002              2001         March 31, 2002

Revenue:
     None                                                   $              -  $             -  $                -
                                                             ---------------    --------------   -----------------

Expenses:
     General and administrative costs                                  2,019               44              10,767
                                                             ---------------    --------------   -----------------

Operating Profit (Loss)                                               (2,019)             (44)            (10,767)
                                                             ---------------    --------------   -----------------

Provision for income taxes                                                 -                -                   -

                                    Net loss                $         (2,019) $           (44) $          (10,767)

                                                             ---------------    --------------   -----------------

Net loss per common share - basic                           $              -  $             -

                                                             ---------------    --------------

Weighted average number of shares outstanding - basic              2,042,000        2,042,000

                                                             ---------------   --------------














    The accompanying notes are an integral part of these financial statements

                               CYBER SOCCER, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
             For the Three Months Ended March 31, 2002 and 2001 and
               June 3, 1996 (Date of Inception) to March 31, 2002


                                                               March 31,         March 31,       Inception to March
                                                                  2002             2001               31, 2002
                                                             --------------     ---------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                             $        (2,019) $            (44) $              (10,767)
                                                             --------------     ---------------   ---------------------
     Adjustments to reconcile net (loss) to net cash used
     by operating activities:
         Services and expenses paid with common stock                                       -                   1,006
         Increase in accounts payable                                 2,019                 -                   8,401
                                                             --------------     ---------------   ---------------------

     Net cash provided (used) by operating activities                     -               (44)                 (1,360)
                                                             --------------     ---------------   ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributions by incorporators                               -                 -                   1,000
     Stock subscriptions collected                                        -                 -                     360
                                                             --------------     ---------------   ---------------------
     Net cash provided by financing activities                            -                 -                   1,360

Net increase (decrease) in cash                                           -               (44)                      -
                                                             --------------     ---------------   ---------------------

Cash, beginning                                                           -                61                       -
                                                             --------------     ---------------   ---------------------

Cash, ending                                                $             -  $             17  $                    -

                                                             --------------     ---------------   ---------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses     $             -  $              -  $                1,006

                                                             --------------     ---------------   ---------------------



    The accompanying notes are an integral part of these financial statements

                                CYBER SOCCER, INC
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the second quarter of 2002, but there can be no assurance that this expectation will be fully realized.

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


                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Exhibits required to be attached by Item 601 of Regulation S-B
         -------
        are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed
         ------
         during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 2nd day of May, 2002.




CYBER SOCCER, INC.



 /s/ Richard Surber
-------------------
Richard Surber                                                Date May 2nd 2002
President and Director

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